Form 10-K
period 2020-12-31
GS Mortgage Securities Trust 2017-GS5
filed 2021-03-11
CIK 1693737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Lafayette Centre Mortgage Loan, the GSK R&D Centre Mortgage Loan and the Ericsson North American HQ Mortgage Loan, which constituted approximately 7.8%, 6.8% and 5.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Lafayette Centre Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the GSK R&D Centre Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (c) with respect to the Ericsson North American HQ Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Lafayette Centre Mortgage Loan, the GSK R&D Centre Mortgage Loan and the Ericsson North American HQ Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Simon Premium Outlets Mortgage Loan and the AMA Plaza Mortgage Loan, which constituted approximately 3.3% and 2.8%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Simon Premium Outlets Mortgage Loan and the AMA Plaza Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Simon Premium Outlets Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity or (b) with respect to the AMA Plaza Mortgage Loan, one other pari passu loan and two subordinate companion loans, which are not assets of the issuing entity. The other pari passu portion of each loan combination was securitized in the GS Mortgage Securities Trust 2016-GS4 transaction, Commission File Number 333-207677-03 (the “GSMS 2016-GS4 Transaction”). These loan combinations, including the Simon Premium Outlets Mortgage Loan and the AMA Plaza Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2016-GS4 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K. The 225 Bush Street Mortgage Loan, previously an asset of the issuing entity being serviced under the pooling and servicing agreement for the GSMS 2016-GS4 Transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Simon Premium Outlets Mortgage Loan and the primary servicer and special servicer of the AMA Plaza Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 350 Park Avenue Mortgage Loan, the U.S. Industrial Portfolio Mortgage Loan, the Simon Premium Outlets Mortgage Loan, the AMA Plaza Mortgage Loan and the Pentagon Center Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Park Bridge Lender Services LLC is the operating advisor of the Simon Premium Outlets Mortgage Loan and the AMA Plaza Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

AEGON USA Realty Advisors, LLC is the special servicer of the 350 Park Avenue Mortgage Loan, which constituted approximately 9.4% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 350 Park Avenue Mortgage Loan from January 1, 2020 to January 13, 2020. As a result, AEGON USA Realty Advisors, LLC falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Wells Fargo Bank, National Association acts as trustee of the Lafayette Centre Mortgage Loan, the GSK R&D Centre Mortgage Loan, the Ericsson North American HQ Mortgage Loan, the U.S. Industrial Portfolio Mortgage Loan, the 350 Park Avenue Mortgage Loan and the Pentagon Center Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the GSMS 2016-GS3 Transaction, the trust and servicing agreement for the VNDO Trust 2016-350P Transaction and the pooling and servicing agreement for the GSMS 2017-GS6 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Lafayette Centre Mortgage Loan, the GSK R&D Centre Mortgage Loan, the Ericsson North American HQ Mortgage Loan, the U.S. Industrial Portfolio Mortgage Loan, the 350 Park Avenue Mortgage Loan and the Pentagon Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the Simon Premium Outlets Mortgage Loan and the AMA Plaza Mortgage Loan.  Pursuant to the pooling and servicing agreement for the GSMS 2016-GS4 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Simon Premium Outlets Mortgage Loan and the AMA Plaza Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the AMA Plaza Mortgage Loan and the Simon Premium Outlets Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the U.S. Industrial Portfolio Mortgage Loan, the AMA Plaza Mortgage Loan, the Simon Premium Outlets Mortgage Loan, the 350 Park Avenue Mortgage Loan and the Pentagon Center Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combination that includes the 350 Park Avenue Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of AEGON USA Realty Advisors, LLC as special servicer of the 350 Park Avenue Mortgage Loan prior to January 14, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the 350 Park Avenue Mortgage Loan prior to January 14, 2020 and CWCapital Asset Management LLC as special servicer of the 350 Park Avenue Mortgage Loan on and after January 14, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Simon Premium Outlets Mortgage Loan and the AMA Plaza Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2016-GS4 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the GSMS 2016-GS4 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2016-GS4 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

33.36       Wells Fargo Bank, National Association, as Custodian of the AMA Plaza Mortgage Loan (see Exhibit 33.4)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the AMA Plaza Mortgage Loan (see Exhibit 33.30)

33.38       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AMA Plaza Mortgage Loan (see Exhibit 33.31)

33.39       National Tax Search, LLC, as Servicing Function Participant of the AMA Plaza Mortgage Loan (see Exhibit 33.32)

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 350 Park Avenue Mortgage Loan (see Exhibit 33.1)

33.41       AEGON USA Realty Advisors, LLC, as Special Servicer of the 350 Park Avenue Mortgage Loan prior to January 14, 2020 (Omitted. See Explanatory Notes.)

33.42       CWCapital Asset Management LLC, as Special Servicer of the 350 Park Avenue Mortgage Loan on and after January 14, 2020

33.43       Wells Fargo Bank, National Association, as Trustee of the 350 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Custodian of the 350 Park Avenue Mortgage Loan (see Exhibit 33.4)

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Pentagon Center Mortgage Loan (see Exhibit 33.1)

33.46       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pentagon Center Mortgage Loan (see Exhibit 33.1)

33.47       Wells Fargo Bank, National Association, as Trustee of the Pentagon Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the Pentagon Center Mortgage Loan (see Exhibit 33.4)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the Pentagon Center Mortgage Loan (see Exhibit 33.5)

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

34.36       Wells Fargo Bank, National Association, as Custodian of the AMA Plaza Mortgage Loan (see Exhibit 34.4)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the AMA Plaza Mortgage Loan (see Exhibit 34.30)

34.38       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AMA Plaza Mortgage Loan (see Exhibit 34.31)

34.39       National Tax Search, LLC, as Servicing Function Participant of the AMA Plaza Mortgage Loan (see Exhibit 34.32)

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 350 Park Avenue Mortgage Loan (see Exhibit 34.1)

34.41       AEGON USA Realty Advisors, LLC, as Special Servicer of the 350 Park Avenue Mortgage Loan prior to January 14, 2020 (Omitted. See Explanatory Notes.)

34.42       CWCapital Asset Management LLC, as Special Servicer of the 350 Park Avenue Mortgage Loan on and after January 14, 2020

34.43       Wells Fargo Bank, National Association, as Trustee of the 350 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Custodian of the 350 Park Avenue Mortgage Loan (see Exhibit 34.4)

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Pentagon Center Mortgage Loan (see Exhibit 34.1)

34.46       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pentagon Center Mortgage Loan (see Exhibit 34.1)

34.47       Wells Fargo Bank, National Association, as Trustee of the Pentagon Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the Pentagon Center Mortgage Loan (see Exhibit 34.4)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the Pentagon Center Mortgage Loan (see Exhibit 34.5)

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

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the AMA Plaza Mortgage Loan (see Exhibit 35.12)

35.15       Wells Fargo Bank, National Association, as Special Servicer of the AMA Plaza Mortgage Loan (see Exhibit 35.12)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 350 Park Avenue Mortgage Loan (see Exhibit 35.1)

35.17       AEGON USA Realty Advisors, LLC, as Special Servicer of the 350 Park Avenue Mortgage Loan prior to January 14, 2020 (Omitted. See Explanatory Notes.)

35.18       CWCapital Asset Management LLC, as Special Servicer of the 350 Park Avenue Mortgage Loan on and after January 14, 2020 (Omitted. See Explanatory Notes.)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Pentagon Center Mortgage Loan (see Exhibit 35.1)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pentagon Center Mortgage Loan (see Exhibit 35.1)

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

Date: March 11, 2021